Form 10-Q
period 2026-06-30
Willow Lane Acquisition Corp. II
filed 2026-08-12
CIK 2083946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 14,889,055 Class A Ordinary Shares, par value $0.0001 per share, and 5,259,857 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

WILLOW LANE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC (as defined below) on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 12, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“BTIG” are to BTIG, LLC, the sole book-running manager for and representative of the Underwriters (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 17, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Willow Lane Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $5,031,250 or 3.50% of the gross proceeds of the Initial Public Offering to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 17, 2026;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on August 15, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 7, 2026, as amended, and declared effective on January 30, 2026 (File No. 333-292597);

●	“Letter Agreement” are to the Letter Agreement, dated February 12, 2026, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,875,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 1,875,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated February 12, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated February 12, 2026, which we entered into with BTIG, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-fourth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 12, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Willow Lane Sponsor II, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $143,750,000 from the proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 12, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 12, 2026, which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated February 12, 2026, which we entered into with Continental, as Warrant agent;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLOW LANE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$1,315,359	$	―
Prepaid expenses	127,299		4,503
Total Current Assets	1,442,658		4,503
Deferred offering costs	—		92,149
Prepaid insurance – long-term	46,903		—
Marketable securities held in Trust Account	145,586,328		—
TOTAL ASSETS	$147,075,889		$96,652

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$36,113	$	―
Accrued offering costs	75,000		30,766
IPO Promissory Note – related party	—		84,818
Total Current Liabilities	111,113		115,584
Deferred Fee payable	5,031,250		―
Total Liabilities	5,142,363		115,584

Commitments and Contingencies (Note 7)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 14,375,000 and 0 shares issued and outstanding at redemption value of $10.13 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	145,586,328		—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—		—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 514,055 and 0 shares issued and outstanding (excluding 14,375,000 ordinary shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	51		―
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,259,857 shares issued and outstanding as of June 30, 2026 and December 31, 2025	526		526
Additional paid-in capital	—		24,474
Accumulated deficit	(3,653,379)		(43,932)
Total Shareholders’ Deficit	(3,652,802)		(18,932)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$147,075,889		$96,652

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$185,788	$346,276
Loss from operations	(185,788)	(346,276)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,467,500	1,836,328
Share-based compensation expense	(19,981)	(152,961)
Other income, net	1,447,519	1,683,367

Net income	$1,261,731	$1,337,091

Basic and diluted weighted average redeemable Class A Ordinary Shares outstanding	14,375,000	10,562,845
Basic and diluted income loss per redeemable Class A Ordinary Share	$0.06	$0.08
Basic weighted average non-redeemable Class A and B Ordinary Shares outstanding	5,773,912	5,455,647
Basic net income per non-redeemable Class A and B Ordinary Share	$0.06	$0.08
Diluted weighted average non-redeemable Class A and B Ordinary Shares outstanding	5,773,912	5,773,912
Diluted net income per non-redeemable Class A and B Ordinary Share	$0.06	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	—	$—	5,259,857	$526	$24,474	$(43,932)	$(18,932)
Sale of Private Placement Units	514,055	51	—	—	5,140,499	—	5,140,550
Fair Value of Public Warrants at issuance	—	—	—	—	575,000	—	575,000
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(51,659)	—	(51,659)
Shares based compensation expense	—	—	—	—	132,980	—	132,980
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(5,821,294)	(3,499,019)	(9,320,313)
Net income	—	—	—	—	—	75,360	75,360
Balance at March 31, 2026 (unaudited)	514,055	51	5,259,857	526	—	(3,467,591)	(3,467,014)
Shares based compensation expense	—	—	—	—	19,980	—	19,980
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(19,980)	(1,447,519)	(1,467,499)
Net income	—	—	—	—	—	1,261,731	1,261,731
Balance at June 30, 2026 (unaudited)	514,055	$51	5,259,857	$526	$—	$(3,653,379)	$(3,652,802)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,337,091
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative expenses through the IPO Promissory Note – related party	31,825
Interest earned on marketable securities held in Trust Account	(1,836,328)
Compensation expense	152,961
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(122,796)
Long-term prepaid insurance	(46,903)
Accrued expenses	36,112
Net cash used in operating activities	(448,038)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	140,875,000
Proceeds from sale of Private Placement Units	5,140,550
Repayment of IPO Promissory Note - related party	(138,697)
Payment of offering costs	(363,456)
Net cash provided by financing activities	145,513,397

Net Change in Cash	1,315,359
Cash – Beginning of period	—
Cash – End of period	$1,315,359

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$44,234
Deferred offering costs paid through promissory note – related party	$48,879

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 1, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 514,055 units (the “Private Placement Units” and, together with the Public Units, the “Units”) to (i) the Sponsor and (ii) BTIG, LLC (“BTIG”), the representative of the underwriters (the “Underwriters”), at $10.00 per Private Placement Unit, generating gross proceeds of $5,140,550. Of those 514,055 Private Placement Units, the Sponsor purchased 370,305 Private Placement Units and BTIG purchased 143,750 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share of the Company (the “Private Placement Shares”) and one-fourth of one redeemable warrant of the Company (each, a “Private Placement Warrant”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

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

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Following the closing of the Initial Public Offering on February 17, 2026, an amount of $143,750,000 ($10.00 per Public Unit), comprised of the net proceeds of the Initial Public Offering and a portion of the net proceeds from the Private Placement, was placed in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account are held in cash, including in demand deposit accounts at a bank, or invested in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by February 17, 2028, or such earlier date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”) in accordance with the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”), or such later date as its shareholders may approve in accordance with its Amended and Restated Articles, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Articles (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

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

The Ordinary Shares (as defined below) subject to redemption were recorded at a redemption value and classified as temporary equity at the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

JUNE 30, 2026

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

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 6), as well from a portion of the proceeds from the Private Placement as described above. As of June 30, 2026, the Company had $1,315,359 in cash and a working capital of $1,331,545.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 23, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,315,359 and $0 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets in the Trust Account, amounting to $145,586,328 and $0, respectively, were held in money market marketable securities. Such investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Accounting for Offering Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Warrants were accounted for under equity treatment.

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

The Company complies with the accounting and reporting requirements of ASC 740 which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheet. As of June 30, 2026, the Class A Ordinary Shares subject to redemption reflected in the accompanying condensed balance sheet are reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(575,000)
Public Shares issuance cost	(8,376,484)
Plus:
Accretion of carrying value to redemption value	9,320,313
Class A Ordinary Shares subject to possible redemption, March 31, 2026	144,118,829
Plus:
Accretion of carrying value to redemption value	1,467,499
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$145,586,328

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of Ordinary Shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value. Shares that were subject to cancellation until exercise of the over-allotment option at IPO are included in the calculation of the diluted net income per share.

The calculation of diluted net income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 3,722,264 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$900,167	$361,564	$881,699	$455,392
Denominator:
Basic weighted average Ordinary Shares outstanding	14,375,000	5,773,912	10,562,845	5,455,647
Basic net income per Ordinary Share	$0.06	$0.06	$0.08	$0.08

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$900,167	$361,564	$864,522	$472,569
Denominator:
Diluted weighted average Ordinary Shares outstanding	14,375,000	5,773,912	10,562,845	5,773,912
Diluted net income per Ordinary Share	$0.06	$0.06	$0.08	$0.08

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature, except for warrants issued as part of IPO (see Note 9).

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASU 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on August 1, 2025, the date of its incorporation.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,315,359	$	―
Marketable securities held in Trust Account	$145,586,328	$	―

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$185,788	$346,276

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Note 6 — Related Party Transactions

Founder Shares

On August 15, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.006 per Class B Ordinary Share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 4,216,667 Class B Ordinary Shares, to the Sponsor (the “Founder Shares”). In December 2025, the Company issued an additional 1,043,190 Class B Ordinary Shares to the Sponsor by way of a share capitalization following which the Sponsor now holds 5,259,857 Class B Ordinary Shares. All share and per-share data has been retrospectively presented. Up to 686,068 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the Underwriters’ Over-Allotment Option was exercised. The Underwriters exercised their Over-Allotment Option in full at the date of the IPO and such shares are no longer subject to cancellation.

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

On February 12, 2026, the Sponsor assigned and transferred an aggregate of 399,000 Founder Shares in the form of equity interest of the Sponsor to the directors and officers of the Company for their services as directors and officers through the Company’s initial Business Combination. The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 399,000 Founder Shares on February 12, 2026 was $594,510 or $1.49 per share. The Company established the initial fair value of the Founder Shares on February 12, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the fair value of one Public Unit at Initial Public Offering date of $10.00, fair value of one quarter of one Public Warrant at Initial Public Offering date of $0.04 and probability of Business Combination at expected Business Combination date of 15.0%, as well as volatility of 5.0% and risk-free rate of 3.75%. The Founder Shares were assigned subject to different provisions and share-based compensation would be recognized as follows: (a) $126,319 compensation expense or 84,778 fully vested units, at the date of the Initial Public Offering, (b) $239,774 compensation expense or 160,922 time-vested units, on monthly basis for 36 months starting on the month after Initial Public Offering, and (c) $228,417 compensation expense or 153,300 performance units, the Business Combination is considered probable (i.e., upon consummation of a Business Combination), in an amount equal to the number of Founder Shares transferred multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2026, there were 102,658 Founder Shares that were fully vested and the compensation expense of $19,981 and $152,961 is recorded for the three months and six months ended June 30, 2026, respectively.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares included in the Public Units being sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Articles (A) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company’s Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend its constitutional documents or to adopt new constitutional documents, in each case, as a result of its approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

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

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers or directors, or any of their respective affiliates may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on February 12, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, $75,000 and $100,000, respectively, were incurred and paid under this agreement.

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

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares —  The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 514,055 Class A and 0 Ordinary Shares issued and outstanding, respectively, excluding 14,375,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On August 15, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.006 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 4,216,667 Class B Ordinary Shares, known as Founder Shares, to the Sponsor. On December 23, 2025, the Company issued an additional 1,043,190 Class B Ordinary Shares to the Sponsor by way of a share capitalization following which the Sponsor now holds 5,259,857 Class B Ordinary Shares. All share and per-share data has been retrospectively presented. Up to 686,068 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option is exercised. As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on February 17, 2026, 686,068 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$145,586,328	$ ―

The fair value of the Public Warrants issued in the Initial Public Offering is $575,000, or $0.16 per Public Warrant and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

February 17, 2026
Expected term to de-SPAC (years)	2.0
Underlying stock price	$9.96
Exercise price	$11.50
Probability of de-SPAC and instrument-specific market adjustment	15.0%
Risk-free rate (continuous)	3.75%
Volatility	5.00%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since August 1, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,261,731, which consisted of interest earned on marketable securities held in Trust Account of $1,467,500 offset by general and administrative expenses of $185,788 and compensation expense of $19,981.

For the six months ended June 30, 2026, we had net income of $1,337,090, which consisted of interest earned on marketable securities held in Trust Account of $1,836,328 offset by general and administrative expenses of $346,277 and compensation expense of $152,961.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $143,750,000 was placed in the Trust Account. We incurred fees of $8,428,143 in the Initial Public Offering, consisting of $2,875,000 of cash underwriting fee, the Deferred Fee of $5,031,250, and $521,893 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $448,037. Net income of $1,337,090 was affected by interest earned on marketable securities held in the Trust Account of $1,836,328, compensation expense of $152,961 and payment of operation costs through the IPO Promissory Note of $31,825. Changes in operating assets and liabilities used $203,401 of cash for operating activities.

As of June 30, 2026, we had cash balance of $1,315,359 outside of the Trust Account and a working capital surplus of $1,331,545.

As of June 30, 2026, we had cash and investments held in the Trust Account of $145,586,328 (including approximately $1,836,328 of interest income earned since the IPO available to pay taxes, if any). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination company, to make other acquisitions and to pursue growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $1,315,359. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through June 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans, except to the extent that the lender opts to convert such Working Capital Loans into warrants, as described below. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 12, 2026, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, were $75,000 and $100,000, respectively, were incurred and paid under the Administrative Services Agreement.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on August 1, 2025, the date of its inception.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

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

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 12, 2026	WILLOW LANE ACQUISITION CORP. II

	By:	/s/ B. Luke Weil
	Name:	B. Luke Weil
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2026	By:	/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)