Form 10-Q
period 2026-09-30
Willow Lane Acquisition Corp. II
filed 2026-11-10
CIK 2083946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, there were 14,889,055 Class A Ordinary Shares, par value $0.0001 per share, and 5,259,857 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

WILLOW LANE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from August 1, 2025 (Inception) through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from August 1, 2025 (Inception) through September 30, 2025	3

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from August 1, 2025 (Inception) through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	24

SIGNATURES		25

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC (as defined below) on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 12, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“BTIG” are to BTIG, LLC, the sole book-running manager for and representative of the Underwriters (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 17, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Willow Lane Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $5,031,250 or 3.50% of the gross proceeds of the Initial Public Offering to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 17, 2026;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on August 15, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 7, 2026, as amended, and declared effective on January 30, 2026 (File No. 333-292597);

●	“Letter Agreement” are to the Letter Agreement, dated February 12, 2026, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,875,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 1,875,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated February 12, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated February 12, 2026, which we entered into with BTIG, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-fourth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 12, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Willow Lane Sponsor II, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $143,750,000 from the proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 12, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 12, 2026, which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated February 12, 2026, which we entered into with Continental, as Warrant agent;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLOW LANE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$1,168,804	$	―
Prepaid expenses	101,730		4,503
Total Current Assets	1,270,534		4,503
Deferred offering costs	—		92,149
Prepaid insurance – long-term	27,450		—
Marketable securities held in Trust Account	146,947,494		—
TOTAL ASSETS	$148,245,478		$96,652

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$15,487	$	―
Accrued offering costs	75,000		30,766
IPO Promissory Note – related party	—		84,818
Total Current Liabilities	90,487		115,584
Deferred Fee payable	5,031,250		―
Total Liabilities	5,121,737		115,584

Commitments and Contingencies (Note 7)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 14,375,000 and 0 shares issued and outstanding at redemption value of $10.22 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	146,947,494		—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—		—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 514,055 and 0 shares issued and outstanding (excluding 14,375,000 and 0 Class A Ordinary Shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	51		―
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,259,857 shares issued and outstanding as of September 30, 2026 and December 31, 2025	526		526
Additional paid-in capital	—		24,474
Accumulated deficit	(3,824,330)		(43,932)
Total Shareholders’ Deficit	(3,823,753)		(18,932)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$148,245,478		$96,652

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 1, 2025 (Inception) through September 30,
	2026	2026	2025
General and administrative costs	$170,951	$517,228	$26,132
Loss from operations	(170,951)	(517,228)	(26,132)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,361,166	3,197,494	—
Share-based compensation expense	(19,981)	(172,942)	—
Other income, net	1,341,185	3,024,552	—

Net income (loss)	$1,170,234	$2,507,324	$(26,132)

Weighted average shares outstanding of redeemable Class A Ordinary Shares	14,375,000	11,847,527	—
Basic net income (loss) per Ordinary Share, redeemable Class A Ordinary Shares	$0.06	$0.14	$—
Weighted average shares outstanding of redeemable Class A Ordinary Shares	14,375,000	11,847,527	—
Diluted net income (loss) per Ordinary Share, redeemable Class A Ordinary Shares	$0.06	$0.14	$—
Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares	5,773,912	5,562,901	4,573,789
Basic net income (loss) per Ordinary Share, non-redeemable Class A and Class B Ordinary Shares	$0.06	$0.14	$(0.01)
Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares	5,773,912	5,773,912	4,573,789
Diluted net income (loss) per Ordinary Share, non-redeemable Class A and Class B Ordinary Shares	$0.06	$0.14	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	—	$—	5,259,857	$526	$24,474	$(43,932)	$(18,932)
Sale of Private Placement Units	514,055	51	—	—	5,140,499	—	5,140,550
Fair Value of Public Warrants at issuance	—	—	—	—	575,000	—	575,000
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(51,659)	—	(51,659)
Share-based compensation expense	—	—	—	—	132,980	—	132,980
Accretion for Class A Ordinary Shares subject to redemption to redemption amount	—	—	—	—	(5,821,294)	(3,499,019)	(9,320,313)
Net income	—	—	—	—	—	75,360	75,360
Balance at March 31, 2026 (unaudited)	514,055	51	5,259,857	526	—	(3,467,591)	(3,467,014)
Share-based compensation expense	—	—	—	—	19,980	—	19,980
Accretion for Class A Ordinary Shares subject to redemption to redemption amount	—	—	—	—	(19,980)	(1,447,519)	(1,467,499)
Net income	—	—	—	—	—	1,261,731	1,261,731
Balance at June 30, 2026 (unaudited)	514,055	51	5,259,857	526	—	(3,653,379)	(3,652,802)
Share-based compensation expense	—	—	—	—	19,981	—	19,981
Accretion for Class A Ordinary Shares subject to redemption to redemption amount	—	—	—	—	(19,981)	(1,341,185)	(1,361,166)
Net income	—	—	—	—	—	1,170,234	1,170,234
Balance at September 30, 2026 (unaudited)	514,055	$51	5,259,857	$526	$—	$(3,824,330)	$(3,823,753)

FOR THE PERIOD FROM AUGUST 1, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – August 1, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Ordinary Shares	—	—	5,259,857	526	24,474	—	25,000
Net loss	—	—	—	—	—	(26,132)	(26,132)
Balance at September 30, 2025 (unaudited)	—	$—	5,259,857	$526	$24,474	$(26,132)	$(1,132)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from August 1, 2025 (Inception) through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,507,324	$(26,132)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative expenses through the IPO Promissory Note – related party	5,000	16,990
Interest earned on marketable securities held in Trust Account	(3,197,494)	—
Compensation expense	172,942	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(97,227)	—
Long-term prepaid insurance	(27,450)	—
Accrued expenses	15,487	9,142
Net cash used in operating activities	(621,418)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(143,750,000)	—
Net cash used in investing activities	(143,750,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	140,875,000	—
Proceeds from sale of Private Placement Units	5,140,550	—
Repayment of IPO Promissory Note – related party	(138,697)	—
Payment of offering costs	(336,631)	—
Net cash provided by financing activities	145,540,222	—

Net Change in Cash	1,168,804	—
Cash – Beginning of period	—	—
Cash – End of period	$1,168,804	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$44,234	$1,038
Deferred offering costs paid through promissory note – related party	$48,879	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Prepaid services contributed by Sponsor through IPO Promissory Note – related party	$—	$5,000
Deferred Fee payable	$5,031,250	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Willow Lane Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 1, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 1, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $8,428,143, consisting of $2,875,000 of cash underwriting fee, $5,031,250 of Deferred Fee (as defined in Note 7), and $521,893 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee and taxes payable, if any). The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the Deferred Fee held and income taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 12, 2026, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 6), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2026 had been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 6), as well as from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. As of September 30, 2026, the Company had $1,168,804 in cash and working capital of $1,180,047.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026, there were no Working Capital Loans outstanding.

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

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 23, 2026. The interim results for the three and nine months ended September 30, 2026 and for the period from August 1, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements. Actual results could differ from those estimates.

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

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments held outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,168,804 and $0 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets in the Trust Account, amounting to $146,947,494 and $0, respectively, were held in U.S. Treasury bills and money market funds. Such investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company complies with the accounting and reporting requirements of ASC 740 which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheet. As of September 30, 2026, the Class A Ordinary Shares subject to redemption reflected in the accompanying condensed balance sheet are reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(575,000)
Public Shares issuance cost	(8,376,484)
Plus:
Accretion of carrying value to redemption value	9,320,313
Class A Ordinary Shares subject to possible redemption, March 31, 2026	144,118,829
Plus:
Accretion of carrying value to redemption value	1,467,499
Class A Ordinary Shares subject to possible redemption, June 30, 2026	145,586,328
Plus:
Accretion of carrying value to redemption value	1,361,166
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$146,947,494

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A Ordinary Shares and Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period.

Accretion associated with the redeemable Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value. Shares that were subject to cancellation until exercise of the over-allotment option at IPO are included in the calculation of the diluted net income (loss) per share.

The calculation of diluted net income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 3,722,264 Class A Ordinary Shares in the calculation of diluted net income (loss) per Ordinary Share, because their exercise is contingent upon future events.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from August 1, 2025 (Inception) Through September 30, 2025
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$834,889	$335,345	$1,706,195	$801,129	$—	$(26,132)
Denominator:
Basic weighted average Ordinary Shares outstanding	14,375,000	5,773,912	11,847,527	5,562,901	—	4,573,789
Basic net income (loss) per Ordinary Share	$0.06	$0.06	$0.14	$0.14	$—	$(0.01)

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from August 1, 2025 (Inception) Through September 30, 2025
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$834,889	$335,345	$1,685,764	$821,560	$—	$(26,132)
Denominator:
Diluted weighted average Ordinary Shares outstanding	14,375,000	5,773,912	11,847,527	5,773,912	—	4,573,789
Diluted net income (loss) per Ordinary Share	$0.06	$0.06	$0.14	$0.14	$—	$(0.01)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

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

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$1,168,804	$	―
Marketable securities held in Trust Account	$146,947,494	$	―

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from August 1, 2025 (Inception) Through September 30, 2025
General and administrative expenses	$170,951	$517,228	$26,132

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

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

On February 12, 2026, the Sponsor assigned and transferred an aggregate of 399,000 Founder Shares in the form of equity interest of the Sponsor to the directors and officers of the Company for their services as directors and officers through the Company’s initial Business Combination. The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 399,000 Founder Shares on February 12, 2026 was $594,510 or $1.49 per share. The Company established the initial fair value of the Founder Shares on February 12, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the fair value of one Public Unit at Initial Public Offering date of $10.00, fair value of one quarter of one Public Warrant at Initial Public Offering date of $0.04 and probability of Business Combination at expected Business Combination date of 15.0%, as well as volatility of 5.0% and risk-free rate of 3.75%. The Founder Shares were assigned subject to different provisions and share-based compensation would be recognized as follows: (a) $126,319 compensation expense or 84,778 fully vested units, at the date of the Initial Public Offering, (b) $239,774 compensation expense or 160,922 time-vested units, on monthly basis for 36 months starting on the month after Initial Public Offering, and (c) $228,417 compensation expense or 153,300 performance units, when the Business Combination is considered probable (i.e., upon consummation of a Business Combination), in an amount equal to the number of Founder Shares transferred multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2026, there were 116,068 Founder Shares that were fully vested and the compensation expense of $19,981 and $172,942 was recorded for the three months and nine months ended September 30, 2026, respectively. As of September 30, 2026, unrecognized compensation expense related to the time-vested units was $193,151, which is expected to be recognized over a remaining period of 29 months, and unrecognized compensation expense of $228,417 related to the performance units will be recognized when the performance condition is considered probable.

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

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers or directors, or any of their respective affiliates may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on February 12, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, $75,000 and $175,000, respectively, were incurred and paid under this agreement. For the period from August 1, 2025 (inception) through September 30, 2025, no fees were incurred and paid under this agreement.

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

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares —  The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 514,055 and 0 Class A Ordinary Shares issued and outstanding, respectively, excluding 14,375,000 and 0 Class A Ordinary Shares subject to possible redemption.

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

Warrants — There are 3,593,750 Public Warrants and 128,514 Private Placement Warrants currently outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a subdivision of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable upon exercise of each Warrant will be increased in proportion to such increase in the outstanding Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A Ordinary Share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii)  fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

WILLOW LANE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$146,947,494	$ ―

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We have until February 17, 2028 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, other than excise taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since August 1, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,170,234, which consisted of interest earned on marketable securities held in Trust Account of $1,361,166 offset by general and administrative expenses of $170,951 and compensation expense of $19,981.

For the nine months ended September 30, 2026, we had net income of $2,507,324, which consisted of interest earned on marketable securities held in Trust Account of $3,197,494 offset by general and administrative expenses of $517,228 and compensation expense of $172,942.

For the period from August 1, 2025 (inception) through September 30, 2025, we had a net loss of $26,132, which consisted of general and administrative expenses.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $143,750,000 was placed in the Trust Account. We incurred fees of $8,428,143 in the Initial Public Offering, consisting of $2,875,000 of cash underwriting fee, the Deferred Fee of $5,031,250, and $521,893 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $621,418. Net income of $2,507,324 was affected by interest earned on marketable securities held in the Trust Account of $3,197,494, compensation expense of $172,942 and payment of operation costs through the IPO Promissory Note of $5,000. Changes in operating assets and liabilities used $109,190 of cash for operating activities.

For the period from August 1, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $26,132 was affected by payment of operating expense through IPO Promissory Note – related party of $16,990. Changes in operating assets and liabilities provided $9,142 of cash for operating activities.

As of September 30, 2026, we had cash balance of $1,168,804 outside of the Trust Account and a working capital surplus of $1,180,047.

As of September 30, 2026, we had cash and investments held in the Trust Account of $146,947,494 (including approximately $3,197,494 of interest income earned since the IPO available to pay taxes, if any). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination company, to make other acquisitions and to pursue growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $1,168,804. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans, except to the extent that the lender opts to convert such Working Capital Loans into units, as described below. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 12, 2026, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, $75,000 and $175,000, respectively, were incurred and paid under the Administrative Services Agreement. For the period from August 1, 2025 (inception) through September 30, 2025, no fees were incurred and paid under the Administrative Services Agreement.

Underwriting Agreement

Pursuant to the Underwriting Agreement, the Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,875,000 Option Units to cover over-allotments, if any. On February 17, 2026, the Underwriters elected to fully exercise the Over-Allotment Option.

The Underwriters were entitled to a cash underwriting discount of $2,875,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee of 3.50% of the gross proceeds of the Initial Public Offering, which equates to $5,031,250 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions until the earlier of (i) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 10, 2026	WILLOW LANE ACQUISITION CORP. II

	By:	/s/ B. Luke Weil
	Name:	B. Luke Weil
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2026	By:	/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)